Form 10-K
period 1995-08-31
SENSOTRON INC
filed 1996-09-05
CIK 826757

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934


          For fiscal year ended:        Commission file number:
          August 31, 1995                    0-17110


          SENSOTRON, INC. (FORMERLY POWEREC INTERNATIONAL, INC.)
          (Exact name of registrant as specified in its charter)

          California                         33-0107249
     (State of other jurisdiction            (I.R.S. Employer
     of incorporation or organization        Identification No.)

                            5881 Engineer Drive
                        Huntington Beach, CA  92649
                 (Address of principal executive offices)

Registrant's telephone number, including area code: 714/898-5618
Securities registered pursuant to Section 12 (b) of the Act: None

       Securities registered pursuant to Section 12 (g) of the Act:
                           Common Stock, no par
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements
for at least the past 90 days.     Yes ____  No   X

     Check if there is no disclosure of delinquent filer in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [ X ]

     Revenues for the year ended August 31, 1995 were $1,518,564.

     At April 30, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant was $2,373,655.

     At April 30, 1996, 22,372,966 shares of Common Stock were outstanding.






                    DOCUMENTS INCORPORATED BY REFERENCE
                                  (None)

Item 101.Business
                                  GENERAL
     Sensotron, Inc. (formerly Powerec International, Inc.) was incorporated in the state of California on April 19, 1985 and designs, develops, produces and markets high-technology products which convert physical pressure into an electronic signal that enables a computer or electronic instrument to perform a predetermined application. The products are produced and marketed worldwide for military and industrial applications including aerospace, computer, automotive, geothermic energy generation, underwater exploration and navigation, telecommunications, petroleum processing and chemical processing.

     The Company has attained international recognition and prominence and feels that its transducer technology is one of the most sophisticated in the world. During fiscal year 1991, the Company granted a license to a major Japanese firm for a lump sum payment and future royalties restricted to certain transducer technology and patent rights. Such rights are limited exclusively to the Far East market.

     The Company has successfully completed the research and development of its Plastic Melt Pressure Transducer for the plastics industry. This is significant as major companies both U.S. and international use these transducers for the production of plastic materials and products. Plastic materials are used in the food industry, the medical industry, consumer goods, etc.

     In addition to having improved accuracy and high temperature parameters, the Company's transducers have the unique advantage of not utilizing liquid mercury. Mercury is one of the most severe elements on the Environmental Protection Agency's list which was established to curb adverse effects to human life.

     During the beginning of fiscal year 1991, the Company entered into a "team" agreement with a major aerospace company to develop a special transducer for the Navy to retrofit some 30,000 existing torpedoes. The Company was notified in 1993 by its customer that they intended to cancel the contract. The Company negotiated a satisfactory settlement of $250,000 in connection with such commitment, which was reported as other income during fiscal year 1994.

     The Company has an ongoing program of seeking patent protection for its developed technology and holds several patents and patent applications related primarily to the Plastic Melt Pressure Transducer. Several patent applications are pending or are scheduled to be filed during fiscal 1996 which are related to new generations of product.

     During the years ended August 31, 1995 and 1994, the Company incurred approximately $137,944 and -0- respectively, in research and development expenditures primarily attributable to transducer's technology.

     The Company's backlog on August 31, 1995, is estimated at approximately $350,000. Backlog includes orders accepted for delivery to customers primarily during the current fiscal year, and, in some cases, to customers beyond the current fiscal year, depending on purchase agreements. At this time, management's emphasis is on production, shipments, marketing support, and the promotion of already developed products with emphasis on short and long term profitability.

     The Company has certain customers in the government contract industry which requires the Company to provide for special training and security provisions with respect to its operations. Certain employees have been granted confidential clearance by the Defense Investigative Service. In addition, the Company has a qualified Facility Security Officer to maintain a system of security controls with the organization in accordance with the requirements of the Department of Defense.

     The Company also has complied with government regulations regarding environmental controls and has met the requirements for the proper disposal of waste material such as chemicals used in the manufacturing of its products.

     At August 31, 1995, the company had approximately 25 full time employees.

Item 102. Properties

     The Company is headquartered at 5881 Engineer Drive, Huntington Beach, California 92649. The Company leases its corporate offices and manufacturing facility from A.N. Sahagen, the company's Chief Executive Officer and major shareholder. The space consists of approximately 12,000 square feet, and the monthly rental was $9,000 until March 31, 1994, which is the prevailing rental rate for comparable space in this geographic area. The rent was reduced to $4,000 per month April 1, 1994 to September 30, 1994 and $6,000 on October 1, 1994 to March 31, 1995, then back to $9,000 per month. The company rents this space pursuant to a term lease which expires March 31, 1999. The Company's office and manufacturing facility is adequate for its present needs.

Item 103. Legal Proceedings

     The Company is party to various lawsuits which have arisen in the normal course of business. It is the opinion of management, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company's financial statements.

Item 201. Market for Registrant's Common Equity and Related
Stockholder Matters.

     Beginning August, 1988, the Company's common stock was quoted on NASDAQ under the symbol PRINE. The initial public offering price of the Company's common stock was $2.00. However, the Company was deleted from NASDAQ on April 10, 1990 for failing to meet certain financial statement criteria. The Company's common stock is currently traded over-the-counter under the symbol SOSD and is listed on the "Bulletin Board" of the National Association of Securities Dealers, Inc. Set forth below are the high and low bid prices of the Company's Common Stock as reported by a licensed marketmaker who continues to make a market in the stock for the periods indicated for each quarter for the years ended August 31, 1995 and 1994. Such prices represent quotations between dealers without adjustment for mark-ups, mark-downs or commissions and may not represent actual transactions. Trading in the Company's Common Stock is limited to volume and may not be a reliable indicator of its market value.

     The following table indicates the high and low bid prices during 1995 and 1994:

                                   1995                1994
                                 High/Low            High/Low
     First Quarter              1/4  -   1/16     1 3/8 - 10/16
     Second Quarter             3/16 -   1/8        3/4 -  5/16
     Third Quarter              1/4  -   1/8        5/8 -  3/16
     Fourth Quarter             3/8  -   1/8        7/16 - 1/8

     The Company has paid no dividends on its Common Stock and does not plan to pay dividends in the foreseeable future. The Company has approximately 300 shareholders of record on April 30, 1996.

Item 202. Description of Securities

     The Company has one class of voting common stock with no par value of which 50,000,000 shares are authorized as approved at the Company's board meeting on November 1, 1994. The holders of the common stock are entitled to equal dividends and distributions, per share, with respect to the common stock when, as and if declared by the board of directors from funds legally available. Therefore, no holder of any shares of common stock has any preemptive right to subscribe for any other securities of the Company nor are any shares subject to redemption. Upon liquidation, dissolution or winding-up, and after payment of creditors, the Company's assets will be divided pro rata on a share-for-share basis among the holders of the shares of common stock. All shares of common stock now outstanding, and shares to be outstanding upon exercise of the conversion rights described above, are and will be fully paid, validly issued and non-assessable.

     Holders of the Company's common stock do not have cumulative voting rights, therefore, the holders of more than 50% of the shares voting for the election of directors will be able to elect all of the directors if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members of the board of directors.

     The board meeting of November 1, 1994 also authorized the issuance of up to 10,000,000 shares of preferred stock. The increase from 30,000,000 shares to 50,000,000 shares in the authorized number of common shares and the authorization to issue up to 10,000,000 shares of preferred stock will require an amendment to the Articles of Incorporation approved by a majority of the existing shareholders.

     The Company intends to furnish annual reports to shareholders which will contain financial statements audited by the independent certified public accountants and such other interim reports as its board of directors may determine.

     In August, 1988, the Company's Board of Directors approved an incentive stock option plan which provides for the granting of options to purchase shares of the Company's common stock to certain directors, officers and key employees. The Company has reserved 1,000,000 shares of common stock for issuance under the plan. The options become exercisable twenty percent each year beginning one year after the date of grant and expire ten years from the date of grant. In fiscal 1995, options for 200,000 shares were granted and 200,000 shares were cancelled. At August 31, 1995, options to purchase 675,000 shares previously issued are outstanding with exercise prices of $0.25 to $0.50 per share and 311,000 shares were exercisable; 315,000 shares are available for grant. Common stock underlying such options are not registered with the Securities and Exchange Commission.

Item 303. Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

     Since the inception of the Company, management's emphasis has been on developing state of the art, limited availability, high volume transducer products for industry, which resulted in the Company sustaining recurring operating losses. During fiscal year 1991, the Company successfully completed its Plastic Melt Pressure Transducer development and in fiscal 1995, the Company has continued its emphasis on educating potential customers on its significant advantages over its competition. In addition, the Company has obtained significant purchase orders for production of a variety of transducers. The Company is presently working on a secondary offering which became effective on October 13, 1994.
This was revised in a private placement memorandum on March 27, 1995. The Company appears to be close to finalizing this in the near future. When this is finalized, the Company should have sufficient capital to greatly increase its marketing efforts which will increase revenues. In fiscal year 1996, the Company hopes to increase production and shipments, and to place greater emphasis on marketing support to promote the Company's developed products; however, during the first six months of fiscal 1996, the Company's shipments have declined. Management is currently focusing on marketing of the Company's products to improve 1996 operating results.

Revenues

     Total revenues for fiscal year ended August 31, 1995. increased $243,249 to $1,518,564 from fiscal year ended August 31, 1994. This is a 19% increase from the prior year. Revenues have not met management's expectations due primarily to cancellation of government contracts and change in concentration to the commercial area.

Costs and Expenses

     In fiscal 1995, cost of sales was 77% of net sales compared to 104% in fiscal 1994. As the Company's production of products increases, the related costs as a percentage of net sales are expected to decrease due to the ability of the Company to absorb fixed manufacturing costs. The Company has continued to monitor its manufacturing costs as part of its cost reduction plan in effect.

     General, selling and administrative expenses decreased $99,881 in fiscal 1995 over 1994. During the year ended August 31, 1995 the Company issued 807,569 shares of its common stock for services rendered valued at $102,203 which were charged to such expense classification.

     Research and development expenses decreased $11,776 in 1995 versus 1994 as the Company's transducer products are substantially developed. The Company continues to expend research and development costs to advance its technologies. The Company continues its focus on Plastic Melt Pressure Transducers as one of its primary products. Most of the current research and development of the optical composition probe and other products are conducted by the Company's founder and is charged to general and administrative expenses. Most other expenses are now considered to be engineering and production expenses, which are reported as normal cost of sales.

     The Company's cost of borrowings in 1995 and 1994 advanced 17% due to fixed rates of interest incurred in connection with the Company's borrowings.

Liquidity and Capital Resources

     The financial condition of the Company at August 31, 1995 compared to August 31, 1994 has eroded primarily due to the current year losses.

     At August 31, 1995, the Company has current liabilities in excess of current assets of $2,907,149 and a shareholders' deficit of $2,625,294. The increase in current liabilities is primarily due to the prior years long-term liabilities now becoming current liabilities. These coupled with recurring net losses from operations of $783,716 and $995,873 in 1995 and 1994, respectively, raise substantial doubt about the Company's ability to continue as a going concern.

     Management planned to seek additional working capital from proceeds from the issuance of its common stock through a public offering. The public offering for the Company became effective October 13, 1994 for up to $5,000,000; however, the Company must seek approval from states under "Blue Sky" regulations in which management intends to sell such securities. The company is now seeking capital under a private placement memorandum. Such proceeds would be used to substantially reduce its obligations, and related financing costs, and expand the Companys marketing activities to generate revenues necessary to achieve profitable operations. The Company also would grant licensing rights to one or more of its products outside the United States. There are no assurances that such plans will be effected on terms and conditions acceptable to management of the Company.

Income Taxes

     The adoption of SFAS No. 109, "Accounting for Income Taxes", in 1994 did not expect to have a material impact on the Company's statement of operations. The Company has approximately $9,000,000 in federal net operating losses which will minimize income taxes in the future should the Company achieve profitable operations.

Item 304. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 310. Financial Statements

                       INDEX TO FINANCIAL STATEMENTS
                                                            Page

Balance sheet As of August 31, 1994................... F-2, F-3

Statements of Operations For The Years Ended
 August 31, 1995 and 1994............................. F-4

Statements of Shareholders' Deficit For The
 Years Ended August 31, 1995 and 1994................. F-5

Statements of Cash Flows For The Years
 Ended August 31, 1995 and 1994....................... F-6, F-7

Notes To Financial Statements.......................... F-8 to F-17

                              SENSOTRON, INC.
                  (FORMERLY POWEREC INTERNATIONAL, INC.)

                               BALANCE SHEET
                                (UNAUDITED)

                              August 31, 1995

                          ASSETS (Notes 8 and 9)

Current Assets:
      Certificate of deposit - restricted    $   50,000
      (Notes 2 and 7)
     Trade accounts receivable, net of
     allowance for doubtful accounts of
     $10,000                                    145,000
     Inventories (Notes 2 and 3)                376,979
     Deferred offering costs (Notes 2 and 17    507,562
     Other current assets                         2,418

          Total current assets                1,081,959

Property and equipment (Note 2):
     Machinery and equipment                    413,312
     Furniture and fixtures                      23,990
     Leasehold improvements                       4,079
                                                441,381

     Less: Accumulated depreciation and
     amortization                            (  329,734)

     Property and equipment, net                111,647



Patents, net of accumulated amortization of
$75,468 (Note 2)                                162,558

Other assets                                      7,650

                                             $1,363,814

















CONTINUED                           F-2

                              SENSOTRON, INC.
                  (FORMERLY POWEREC INTERNATIONAL, INC.)

                         BALANCE SHEET - CONTINUED

                              August 31, 1995

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Bank overdraft                                   $   24,092
 Accounts payable                                    587,251
 Accrued payroll taxes                               339,856
 Accrued interest                                    423,784
 Other accrued liabilities (Note 4)                  277,335
 Obligations under capital leases (Note 10)           80,548
 Due to officer/shareholder (Note 6)                 214,702
 Notes payable to related parties (Note 9)         1,085,527
 Notes payable to officer/shareholder (Note 8)       860,526
 Note payable to bank (Note 7)                        45,000
 Notes payable                                        35,487

     Total current liabilities                     3,974,108

 Notes payable - Private Placement Memorandum         15,000

     Total liabilities                             3,989,108

Commitments and contingencies (Notes 9, 10 and 13)

Shareholders' deficit (Notes 2, 8, 9, 11, 12 and 17):
 Common stock, no par value, 50,000,000 shares
 authorized, 21,758,997 shares issued and
 outstanding                                        8,150,453
Note receivable for common stock                   (   90,000)
Accumulated deficit                               (10,685,747)

     Total shareholder deficit                    ( 2,625,294)

                                                  $ 1,363,814


















              See accompanying notes to financial statements

                              SENSOTRON, INC.
                  (F0RMERLY POWEREC INTERNATIONAL, INC.)

                         STATEMENTS OF OPERATIONS

               For The Years Ended August 31, 1995 and 1994


                                        1995           1994

Revenues (Note 2):
 Net sales                              $1,502,668     $1,262,986
 License and royalties                      15,896         12,329
     Total revenues                      1,518,564      1,275,315

Cost and expenses:
 Cost of sales                           1,158,004      1,314,105
 Selling, general and administrative       801,701        901,582
 Research and development                   -0-            11,776
     Total costs and expenses            1,959,705      2,227,463

     Loss from operations               (  441,141)    (  952,148)

Other income (expense):
 Gain from settlement of
 contract (Note 16)                          -0-          250,000
 Interest, net                          (  340,985)      ( 290,892)

Loss before provision for income taxes  (  782,126)      ( 993,040)

Provision for income taxes
 (Notes 2 and 5)                             1,590         2,833


Net loss                                $( 783,716)     $( 995,873)

Net loss per share (Note 2)             $(  .04)       $(   .05)

Weighted average shares outstanding     20,825,291     19,179,201


















              See accompanying notes to financial statements

                                             SENSOTRON, INC.
                                 (FORMERLY POWEREC INTERNATIONAL, INC.)

STATEMENT OF SHAREHOLDERS' DEFICIT

                              For The Years Ended August 31, 1995 and 1994

                                             Services       Notes
                                             Receivable     Receivable
                              Common Stock   For Common     For Common     Accumulated
                            Shares Amount    Stock Issued   Stock Issued      Deficit              Total
Balances, September 1, 1993    18,623,285    $7,454,854     $(60,000)         ----             $(8,906,158)        $(1,511,304)

Forgiveness of note payable
 by officer/shareholder
 (Note 11)                         ----          50,000        ---            ----                ---               50,000
Common shares issued for
 notes receivable (Note 1)        225,000        90,000        ---           ( 90,000)            ----              ----
Common shares issued to
 officer/shareholder for debt (Note 11)         296,806                       ----                ----              92,752
Common shares issued for
 services rendered (Note 11)      617,337       156,542        ---            ----                ----             156,542
Services rendered for
 common shares issued
 prior to August 31, 1993
 (Note 11)                         ----           ----      60,000            ----                ----              60,000
Net Loss                           ----           ----         ---            ----             (    995,873)       995,873
Balances, August 31, 1994      19,762,428    $7,844,148     $  ---              $(90,000)      $( 9,902.031)  $ (2,147,883)
Common shares issued for services
 rendered (Note 11)          807,569       102,203                                                            102,203
Common shares issued to new or
 existing shareholders for cash
 (Note 11)                      1,189,000       204,102                                                       204,102
Net loss                    ----             ----    ----                ----             (    783,716)       (    783,716)
Balance, August 31, 1995       21,758,997    $8,150,453     $  ----             $(90,000)      $(10,685,747)  $(  2,625,294)

                             See accompanying notes to financial statements
                                                   F-5








































                                             SENSOTRON, INC.
                                 (FORMERLY POWEREC INTERNATIONAL, INC.)

                            STATEMENTS OF CASH FLOWS

                  For The Years Ended August 31, 1995 and 1994

                                            1995           1994
Cash flows from operating activities:
 Net Loss                               $(783,716)     $(995,873)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization           81,875        94,877
   Provision for allowance for
    doubtful trade accounts receivable  (  13,522)        8,522
   Issuance of common stock for services
    rendered (Note 11)                    102,213        78,292
   Issuance of notes payable to officer/
    shareholder for rents, royalties and
    interest (Notes 6 and 8)               ----        147,339
   Note payable issued for services
    rendered                               35,487         ---
   Changes in operating assets and
    liabilities:
    Trade accounts receivable           (  35,824)      104,599
    Inventories                         (  15,802)       26,167
    Deferred offering costs (Note 2)    ( 264,716)     (104,596)
    Other current assets                (     925)       27,960
    Bank overdraft                         11,710      (  6,303)
    Accounts payable                      244,297       122,161
    Accrued payroll taxes                  11,355        78,761
    Accrued interest                      218,853       148,996
    Other accrued liabilities              98,135        43,394
     Total Adjustments                    473,126       770,169

Net cash used in operating activities    (310,590)     (225,704)

Cash flows from investing activities:
 Other assets                              ----        (  1,600)
 Patent expenditures                    (  75,930)     ( 49,711)
 Payment for the purchase of property
  and equipment                         (  28,630)     ( 48,478)

Net cash used in investing activities   ( 104,560)     ( 99,789)

Cash flows from financing activities:
 Advances from officer/shareholder        188,566        26,136
 Restricted certificate of deposit
 (Note 2 and 7)                            ----         218,000
 Proceeds from issuance of note payable
  to officer/shareholder (Note 8)       (  15,810)      133,444
 Principal payments under capital
  lease obligations (Note 10)           (   1,059)     (  1,087)
 Proceeds from issuance of notes
  payable to related parties (Note 9)     267,891       155,100



Continued                             F-6

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994


                                           1995            1994
Repayment of notes payable to related
 parties (Note 9)                       (242,490)      ( 10,100)
Repayment of note payable to bank
 (Note 7)                                 ------       (196,000)
Proceeds from issuance of common
 stock, net of commissions (Note 11)     204,102          ----

Net cash provided by financing
 activities                              401,200        325,493

Net increase in cash                    ( 13,950)         ----

Cash at beginning of year                  ----           ----

Cash at end of year                     $  ---         $   ---

Supplemental disclosure of cash flow information -
  Cash paid during this year:
   Interest                             $  9,686       $ 58,962
   Income Taxes                         $  1,590       $  3,633

Supplemental schedule of noncash investing and financing activities:

1995

     The Company issued 807,569 shares of common stock valued at $102,203 in payment of services rendered.

     The Company issued a note payable for services rendered in the amount of $35,487.

1994

     The Company issued 617,337 shares of common stock valued at $156,542 in payment of services rendered of which 330,500 shares valued at $78,250 were issued in connection with its proposed public offering.

     The Company issued 296,806 shares of common stock in payment of notes payable to officer/shareholder of $92,752.

     An officer/shareholder forgave a liability of $50,000,

     The company issued 225,000 shares of common stock to a shareholder and director for a note receivable of $90,000.


                 See accompanying notes to financial statements

                                      F-7

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended August 31, 1995 and 1994

NOTE 1 - ORGANIZATION

Sensotron, Inc. (formerly Powerec International, Inc.) (the Company) was incorporated in the state of California on April 19, 1985. The Company designs, develops, manufactures and markets electronic components, primarily transducers. The Company sells to commercial and industrial entities that service both private enterprises and government agencies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended August 31, 1995, the Company incurred a net loss of $783,716, and as of such date has a shareholders' deficit of $2,625,294 and current liabilities in excess of current assets (working capital deficit) of $2,907,149. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions, include, but are not limited to, continuing to increase sales levels sufficient to meet its current cost structure through increased marketing activities and the reduction of administrative costs to better enable the Company to generate liquidity through operations. In addition, management is seeking additional capital through a public offering of its common stock (see Note 17). There are no assurances that management's plans will be attained. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Certificate of Deposit - Restricted - The Company maintains a compensating certificate of deposit used as collateral for the note payable described in
Note 7. For financial statement purposes, this certificate of deposit is classified according to the classification of the related borrowing.

Inventories - Inventories are valued at the lower of cost (first in, first-out) or market.

Postretirement Benefits - In December 1990, the Financial Accounting
Standards Board issued a new standard on employer's accounting for postretirement benefits other than pensions. The Company is required to adopt the new accounting and disclosure rules no later than its fiscal year ending August 31, 1994. As the Company does not offer any postretirement benefits to its employees, the new standard has no effect on the Company.





                                      F-8








                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                  For The Years Ended August 31, 1995 and 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Property and Equipment - Property and equipment are stated at cost.
Depreciation and amortization are provided for by the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment - 5 years
Furniture and fixtures - 5 years
Leasehold improvements - the lesser of 5 years or life of lease

Repairs and maintenance are expensed as incurred whereas significant improvements which materially increase values or extend useful lives are capitalized and depreciated over the estimated remaining useful lives of the related assets.

The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses resulting from the disposal of assets are charged to operations in the year of disposal.

Patents - Direct costs relating to the issuance of patents are capitalized and amortized over 7 years.

Revenue Recognition - Sales are recorded on the date the products are shipped to customers.

Income Taxes - Through August 31, 1993, the Company utilized the deferred method for accounting for income taxes under Accounting Principles Board
Opinion No. 11.

On September 1, 1993, the Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes", which requires a liability approach. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws in effect when the timing differences are expected to reverse. As permitted, the Company elected not to restate the financial statements for any prior periods. The effect of the change was not material to the financial statements upon adoption on September 1, 1993.

Net Loss Per Share - Net loss per share is computed based on the weighted average number of common shares and common stock equivalents outstanding.
Stock options have not been included in the calculation for both periods presented due to their antidilutive effect.




Continued
                                      F-9



                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In connection with the Company's proposed public offering (see Note 17), the Company intends to use proceeds from the proposed public offering to reduce certain indebtedness. Pro forma effects on loss per share information for the year ended August 31, 1995, are not significantly different from per share amounts disclosed in the statement of operations.

Deferred Offering Costs

Costs incurred for the proposed public offering (see Note 17) are capitalized in the accompanying balance sheet and will be charged against the net proceeds from the offering, if successful. Should the offering be unsuccessful, such costs will be charged to operations.

Reclassifications - Certain reclassifications have been made to 1994 amounts to conform with the 1995 presentation.

NOTE 3 - INVENTORIES

Inventories at August 31, 1995, consist of the following:

     Raw materials       $ 89,273
     Work in process      231,979
     Finished goods        55,727
                         $376,979

NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities at August 31, 1995, consist of the following:

     Accrued vacations   $ 62,172
     Accrued legal fees   140,107
     Accrued commissions   23,733
     Accrued other         51,323
                         $277,335












Continued
                                      F-10



                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 5 - INCOME TAXES

The Company has approximately $9,000,000 and $4,000,000 of federal and state operating loss carryforwards for income tax reporting purposes, respectively.
The net operating loss carryforwards expire through the year 2009. The ultimate utilization of such net operating loss carryforwards is dependent upon achieving profitability from operations. In addition, utilization of the Company's net operating losses may be limited due to the sales of the Company's common stock which may cause a change in ownership.

The tax provision for fiscal year 1995 and 1994 includes $1,590 and $1,233 respectively, related to withholding taxes by Japan on the license agreement with a Japanese firm (see Note 15), and California state minimum taxes.

As of August 31, 1994, the Company's valuation allowance of $3,113,000 offset in its entirety its only significant deferred tax asset, its net operating loss carryforwards. In 1994, the valuation allowance increased $370,000 due to additional net operating losses incurred during the year ended August 31, 1994.

NOTE 6 - DUE TO OFFICER/SHAREHOLDER

Due to officer/shareholder at August 31, 1995, represents primarily unpaid rent (see Note 10), interest (see Note 8) and royalties (see Note 13) is interest bearing and is due on demand. Also see Note 8 for other indebtness with this officer/shareholder.

NOTE 7 - NOTE PAYABLE TO BANK

The note payable at August 31, 1995, of $45,000 consists of a revolving line of credit that is collateralized by a $50,000 restricted certificate of deposit (Note 2). The note payable bears interest at 6.199% per annum and is due October 22, 1995.















Continued

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 8 - NOTES PAYABLE TO OFFICER/SHAREHOLDER


At August 31, 1995, the Company had unsecured borrowings of $860,526 from its major officer/shareholders that are due September 1, 1995, with interest at 8% per annum. Such notes may be converted into common stock should the officer/shareholder elect to do so at $1.50 per share. Such obligations are secured by Company's assets and subordinate to $330,000 of notes payable to related parties. In connection with the proposed public offering, a substantial portion of this indebtedness may be repaid. Interest to this officer/shareholder for the year ended August 31, 1995 and 1994 were $78,566 and $65,539, respectively. Also see Note 6 for other indebtedness due this officer/shareholder.

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

On June 24, 1990, a certain shareholder of the Company borrowed $1,050,000 from an outside entity collaterized by land owned by the shareholder.
Concurrently therewith, the Company borrowed $585,126 from the shareholder and the Company issued shares of its common stock as a fee for such loan. As amended April 1, 1994, the Company agreed to pay interest monthly at 15.5% per annum on the total amount of the debt of $1,078,000 currently owed. In addition, the entire principal balance of the debt was guaranteed by the Company's officer/shareholder and the Company. Management intends to repay a portion of its indebtedness with proceeds of $585,126, if any, from the proposed public offering. (see Note 17).

The shareholder is currently in default under the terms of the note. As a result of its guarantee, the Company could be liable for the entire indebtedness of $1,078,000. In management's and legal counsel's opinion, the Company may have certain defenses which could minimize its ultimate liability, if any, in excess of $585,126 current outstanding. Accordingly, no provision has been recorded for any potential liability associated with this matter in excess of $585,126.

At August 31, 1995, the Company has various notes with aggregate principal balances amounting to $170,000 due within one year at interest rates ranging from 10% to 60% per annum.









Continued

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES, continued

At August 31, 1994, the Company had 12% notes of $330,000 outstanding due to a shareholder, which in part carried a convertible feature into the Company's common stock. On October 1, 1994, effective June 1, 1994, the Company renegotiated the notes which reduced the interest rate to 8% per annum and eliminated the convertible feature. The notes are due September 1, 1995 and are secured by substantially all the Company's assets; should the Company's proposed public offering be completed (see Note 17), a portion of the proceeds may be used to retire all or part of this indebtedness.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices and manufacturing facility from its officer/shareholder under an operating lease. This lease expires in March, 1999. In addition, the Company leases certain office equipment under capital leases. In connection with these capital leases, the Company is in default and, as a result, all amounts are currently payable. If the Company does not cure these defaults, action may be taken by the lessor to repossess the equipment in satisfaction of the obligations.

Future annual minimum payments under the operating facility lease are as follows:

     1996      $ 108,000
     1997        108,000
     1998        108,000
     1999         63,000

               $ 387,000

Rent expense for the years ended August 31, 1995 and 1994 was $91,000 and $90,335, respectively.












Continued

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 10 - COMMITMENT AND CONTINGENCIES, continued

Litigation

The Company is party to various lawsuits which have arisen in the normal course of business. It is the opinion of management, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company's financial statements.

NOTE 11 - COMMON STOCK

From time to time, the Company issues it common stock in satisfaction of indebtedness, services and cash. Shares issued for its indebtedness and for services rendered are recorded at their estimated fair value as determined by the Company's board of directors based on the closing bid price per share as quoted by the National Association of Securities Dealers "Bulletin Board" on the date the obligation to issue such shares is determined. Below is a summary of the transactions effected by the Company.

During the year ended August 31, 1995, 807,569 shares valued at $102,203 were issued for services rendered to the Company.

During the year ended August 31, 1995 1,189,000 shares were issued for net proceeds of $204,102. Such issuances were effected throughout the year.

During the year ended August 31, 1994, 617,337 shares valued at $156,542 were issued for services rendered to the Company.

On March 17, 1994, the Company issued 225,000 shares valued at $90,000 for a note receivable from a director and shareholder of the Company. The notes bear interest at a referenced bank's prime rate (8.5% at August 31, 1994), payable quarterly beginning June 30 1994. The note is due on March 17, 1996.
The note has been classified as an increase to shareholders' deficit in the accompanying balance sheet at August 31, 1994 and 1995.

In December, 1993, a shareholder forgave a note payable of $50,000.
Accordingly, the note payable was reduced by such amount with a corresponding increase to common stock in the accompanying financial statements.

In November, 1993, 296,806 shares were issued to the officer/shareholder to retire $92,752 in notes payable.





Continued

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 12 - STOCK OPTIONS

In August, 1988, the Company's Board of Directors approved a stock option plan which provides for the granting of options to purchase shares of the Company's common stock to certain directors, officers and key employees. The
Company has reserved 1,000,000 shares of common stock for issuance under the plan. Stock options granted become exercisable twenty percent each year beginning one year after the date of grant and expire ten years from the date of grant. Stock option activity for the years ended August 31, 1994 and 1995 is as follows:

                                                  Price Range
                                   Shares           Per Share
Stock options outstanding
 September 1, 1993                   390,000      $0.25 - 0.50

Granted                              415,000             ----
Exercised                              ----              ----
Cancelled                          ( 130,000)         0.50

Stock options outstanding
 August 31, 1994                     675,000       0.25 - 0.50

Granted                              200,000          0.25
Exercised                             ____            -----
Cancelled                          ( 200,000)         0.3125

Stock options outstanding
 August 31, 1995                     675,000      $0.25 - 0.50

Exercisable at August 31, 1995       311,000      $0.25 - 0.50

Available for grant                  315,000
















Continued

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 13 - RELATED PARTY TRANSACTIONS

See Notes 6 and 8 for certain indebtedness to an officer/shareholder of the Company, Note 9 for certain indebtedness to shareholders, and Note 10 for facility lease agreement to an officer/shareholder.

Effective September 1, 1987, the Company entered into a Purchase and Sale and
Security Agreement (the "Purchase and Sale and Security Agreement") with the
President of the Company. The terms of the agreement provide the sale of certain technology and intangible assets, such as trade secrets and any future developments, including patents, equaling 98% of his interest therein, to the Company for a quarterly royalty payment equal to 1% of gross sales revenue of at least $10,000,000 and 2% of gross sales thereafter, until the aggregate royalty payments received by him equal $20,000,000; the agreement requires minimum annual royalty payments of $25,000, which amount was charged to operations for the fiscal years ended August 31, 1995 and 1994.

The Company's President has a security interest in the transferred technology of collateral for the payments to him.

NOTE 14 - SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

For the years ended August 31, 1995 and 1994 the Company had two customers that amounted to 17% and 6%, and 0% and 6%, respectively, of the Company's sales. At August 31, 1995, such customers accounts receivable were 0% and 0% of total accounts receivable (gross).

NOTE 15 - LICENSE AGREEMENT

Effective June, 1991, the Company entered into an agreement and granted a limited license to a major Japanese corporation to manufacture, use or sell products resulting from their use of the Company's Silicon-on-Sapphire technology. The license, for the sole benefit of this Japanese corporation, provided for a lump sum payment to the Company of $1,500,000 and for future royalties on net sales of manufactured products by the Japanese corporation.
The agreement is in effect for 10 years and the license and the associated rights therein, is limited to sales of the above mentioned manufactured products in the Far East.







Continued

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 16 - GAIN ON SETTLEMENT OF CONTRACT

Effective November 30, 1993, the Company entered into a settlement agreement with an entity whereby the Company received $250,000 in cash for the cancellation of an agreement to purchase and deliver a minimum quantity of the Company's products. As a result of this settlement, the Company recorded a $250,000 gain in the consolidated statement of operations for the year ended August 31, 1994.

NOTE 17 - PROPOSED PUBLIC OFFERING

In September 1994, effective February, 1994, the Company entered into an underwriting agreement to raise equity capital, on a "best efforts" basis, through the issuance of capital units which contain five shares of common stock and two warrants to acquire common stock at market value.

The underwriting agreement was to provide for warrant terms, options to be issued to the underwriter to purchase units, payment by the Company for certain fees and expenses, restrictions on sales of securities by the Company and certain other warranties and covenants. Also, the underwriter had an option to purchase an additional 15% of the total offering issued in the offering solely to cover over-allotments.

In March, 1995 the Company issued a private placement memorandum authorizing the sale of up to $5,000,000 of Series A Convertible Preferred Stock.

The underwriter agreement was subsequently cancelled and the Company is presently in the process of placing privately up to $8,000,000 of Sensotron common stock.

Effective September 22, 1994, the Company entered into a financial services agreement whereby the Company issued 350,000 shares of its common stock, held in escrow to be released upon the receipt of specified funds by the Company.
The release was based on formulas beginning with the receipt of a minimum amount of $300,000 in capital. This agreement was cancelled in July, 1995

NOTE 18 - SUBSEQUENT EVENTS

In November, 1995, the Company transferred 8,000,000 shares of its common stock into escrow to be held until the receipt of specified funds by the Company.






Item 401.  Directors and Executive Officers, Promoters and Control Persons

     Armen Sahagen has been President and Director of the Company since he established the Company in 1985. In December, 1993 he resigned as President and became Chief Executive Officer.

     Jan Matthews joined the Company in 1987 as a Director and Vice President of Marketing. Prior thereto, he worked in the sensor and instrumentation market for such companies as Texas Instruments, Viatran and Schlumberger. He served as Vice President of the Statham Division of Schlumberger. He left that company in 1986 to establish Comat, Inc. where he was president until he joined the Company in 1987.

     Joyce Sahagen is a Director and Secretary of the Company. She was Business Administrator for the law firm of Layman, Jones & Dye prior to joining the Company in 1988.

     Ronald D. Dyer joined the Company in 1993 as Controller and became Chief
Financial Officer in December 1993. Prior thereto, he worked primarily in the electronics manufacturing industry for such companies as Interstate
Electronics, Microdata, Wespercorp and Rogerson Aircraft.

Ken Pinkham joined the Company in 1995 as Vice President. His prior experience was with Gulton Servonic, Bourns Instruments and Gould Measurement
Systems.

Item 402. Executive Compensation

     The following table sets forth all cash compensation paid by the Company for services in all capacities during the fiscal year ended August 31, 1995 to the Company's chief executive officer and each of the executive officers of the Company to whom the total cash compensation exceeded $100,000, and to all officers and directors as a group.

Name of Individual  Capacities
or Number of Group  Which Compensation
Compensation        Was Received             Cash

Armen N. Sahagen    Chief Executive Officer  $ 89,369
All Officers and Directors
as a group (8 persons)                       $329,395

The Company does not pay fees to the Board of Directors

Item 403. Security Ownership of Certain Beneficial Owners and Management

     The following table contains information at February 29, 1996 as to each director, all officers and directors as a group and each person who, to the knowledge of the Company, was the beneficial owner of 5% or more of the outstanding shares of Common Stock of the Company. Unless otherwise noted, the persons listed have sole voting and dispositive powers with respect to the shares held in their names.

                                       8








Name of                  Number of Shares         Percentage
Beneficial Owner         Beneficially Owned (1)   of Common Stock

Armen N. Sahagen (2)     6,041,038                24.8%
Joyce A. Sahagen
5881 Engineer Drive
Huntington Beach, CA  92649

Jan D. Matthews (3)        211,000                  .9%
5881 Engineer Drive
Huntington Beach, CA 92649

Ron Dyer (4)               550,000                 2.3%
5881 Engineer Drive
Huntington Beach, CA  92649

Ken Pinkham (5)            417,692                 1.7%
5881 Engineer Drive
Huntington Beach, CA  92649

Michael Quinn (6)          833,000                 3.4%
5881 Engineer Drive
Huntington Beach, CA  92649

Buck Kamphansen (7)      2,206,908                 9.1%
1225 W K Street
Venecia, CA  94510

All directors and officers
 as a group (8 persons)  8,097,730                33.0%

(1)  Based on information furnished by such individuals

(2)  Excludes 260,000 shares owned by the grown children of Mr. and Mrs.
     Sahagen, as to which Mr. and Mrs. Sahagen disclaim beneficial ownership.

(3) Includes options to purchase 100,000 shares of common stock exercisable at $.50 per share and options to purchase 100,000 shares of common stock at $.25 per share. Does not include 11,267 shares owned by the grown children of Mr. and Mrs. Matthews, as Mr. and Mrs. Matthews disclaim beneficial ownership.

(4) Includes options to purchase 40,000 shares of common stock exercisable at $.25 per share.

(5) Includes options to purchase 80,000 shares of common stock exercisable at $.25 per share.

(6)  Excludes 32,000 shares owned by the grown children of Mr. and Mrs.
     Quinn, as to which Mr. and Mrs. Quinn disclaim beneficial ownership.

(7) Includes 2,206,908 shares owned by various Mortuaries, Cemeteries and Cremation societies which are owned by SML Corporation of which Mr.
     Kamphausen is President.


                                       9
Item 404. Certain Relationships and Related Transactions.

     Amounts due officer/shareholder and notes payable officers/shareholders are presented in the financial statements in Item 310.  In addition, the
Company has notes payable to a shareholder which is not an officer or director of the Company which is described in the financial statements.  No additional material items exist.

Item 405. Compliance with Section 16(a) of the Exchange Act

     The Company has not been advised of any noncompliance, with respect to any officer, director or beneficial owner of more than 10 percent of common stock, with Section 16a of the Exchange Act.
Securities counsel is currently reviewing the status of such compliance with officers, directors and
10 percent beneficial owners of common stock during the year ended August 31, 1995.










































10
                                                SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENSOTRON, INC.

                                        By:
                                            ARMEN N. SAHAGEN, CEO


Date: 08/13/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

                              Chief Executive Officer       08/13/96
Armen N. Sahagen

                              Secretary                     08/13/96
Joyce A. Sahagen

                              Chief Financial
Ronald D. Dyer                Officer                       08/13/96
