Form 10-K/A
period 1995-08-31
SENSOTRON INC
filed 1996-12-27
CIK 826757

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

Item 303. Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

     Since the inception of the Company, management's emphasis has been on developing state of the art, limited availability, high volume transducer products for industry, which resulted in the Company sustaining recurring operating losses. During fiscal year 1991, the Company successfully completed its Plastic Melt Pressure Transducer development and in fiscal 1995, the Company has continued its emphasis on educating potential customers on its significant advantages over its competition. In addition, the Company has obtained significant purchase orders for production of a variety of transducers. The Company is presently working on a secondary offering which became effective on October 13, 1994.
This was revised in a private placement memorandum on March 27, 1995. The Company is still working on this. When this is finalized, the Company should have sufficient capital to greatly increase its marketing efforts which will increase revenues. In fiscal year 1996, the Company hopes to increase production and shipments, and to place greater emphasis on marketing support to promote the Company's developed products; however, during the first six months of fiscal 1996, the Company's shipments have declined. Management is currently focusing on marketing of the Company's products to improve 1996 operating results.

Revenues

     Total revenues for fiscal year ended August 31, 1995. increased $243,249 to $1,518,564 from fiscal year ended August 31, 1994. This is a 19% increase from the prior year. This was due to one large order of $250,000 from one customer. Revenues have not met management's expectations due primarily to cancellation of government contracts and change in concentration to the commercial area.

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

     Deferred offering expenses of $507,562 are charged to expense in 1995 as the offering has not been completed at this time.

     The Company's cost of borrowings in 1995 advanced 60% due to fixed rates of interest incurred in connection with the Company's borrowings and to an additional $124,000 accrual on a shareholder note explained in Note 9.

Liquidity and Capital Resources

     The financial condition of the Company at August 31, 1995 compared to August 31, 1994 has eroded primarily due to the current year losses.

     At August 31, 1995, the Company has current liabilities in excess of current assets of $3,537,898 and a shareholders' deficit of $3,271,043. The increase in current liabilities is primarily due to the prior years long-term liabilities now becoming current liabilities. These coupled with recurring net losses from operations of $1,429,465 and $995,873 in 1995 and 1994, respectively, raise substantial doubt about the Company's ability to continue as a going concern.

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

Income Taxes

     The adoption of SFAS No. 109, "Accounting for Income Taxes", in 1994 did not expect to have a material impact on the Company's statement of operations. The Company has approximately $10,000,000 in federal net operating losses which will minimize income taxes in the future should the Company achieve profitable operations.

Item 304. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 310. Financial Statements

                       INDEX TO FINANCIAL STATEMENTS
                                                            Page

Balance sheet As of August 31, 1995................... F-2, F-3

Statements of Operations For The Years Ended
 August 31, 1995 and 1994............................. F-4

Statements of Shareholders' Deficit For The
 Years Ended August 31, 1995 and 1994................. F-5

Statements of Cash Flows For The Years
 Ended August 31, 1995 and 1994....................... F-6, F-7

Notes To Financial Statements.......................... F-8 to F-17

                              SENSOTRON, INC.
                  (FORMERLY POWEREC INTERNATIONAL, INC.)

                               BALANCE SHEET
                                (UNAUDITED)

                              August 31, 1995

                          ASSETS (Notes 8 and 9)

Current Assets:
      Certificate of deposit - restricted    $   50,000
      (Notes 2 and 7)
     Trade accounts receivable, net of
     allowance for doubtful accounts of
     $10,000                                    145,000
     Inventories (Notes 2 and 3)                376,979
     Other current assets                         2,418

          Total current assets                  574,397

Property and equipment (Note 2):
     Machinery and equipment                    413,312
     Furniture and fixtures                      23,990
     Leasehold improvements                       4,079
                                                441,381

     Less: Accumulated depreciation and
     amortization                            (  329,734)

     Property and equipment, net                111,647



Patents, net of accumulated amortization of
$75,468 (Note 2)                                162,558

Other assets                                      7,650

                                             $  856,252



















CONTINUED                           F-2

                              SENSOTRON, INC.
                  (FORMERLY POWEREC INTERNATIONAL, INC.)

                         BALANCE SHEET - CONTINUED

                              August 31, 1995

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
 Bank overdraft                                   $   24,092
 Accounts payable                                    587,251
 Accrued payroll taxes                               339,856
 Accrued interest                                    547,471
 Other accrued liabilities (Note 4)                  291,835
 Obligations under capital leases (Note 10)           80,548
 Due to officer/shareholder (Note 6)                 214,702
 Notes payable to related parties (Note 9)         1,085,527
 Notes payable to officer/shareholder (Note 8)       860,526
 Note payable to bank (Note 7)                        45,000
 Notes payable                                        35,487

     Total current liabilities                     4,112,295

 Notes payable - Private Placement Memorandum         15,000

     Total liabilities                             4,127,295

Commitments and contingencies (Notes 9, 10 and 13)

Shareholders' deficit (Notes 2, 8, 9, 11, 12 and 17):
 Common stock, no par value, 50,000,000 shares
 authorized, 21,758,997 shares issued and
 outstanding                                        8,150,453
Note receivable for common stock                   (   90,000)
Accumulated deficit                               (11,331,496)

     Total shareholder deficit                    ( 3,271,043)

                                                  $   856,252


















              See accompanying notes to financial statements

                              SENSOTRON, INC.
                  (F0RMERLY POWEREC INTERNATIONAL, INC.)

                         STATEMENTS OF OPERATIONS

               For The Years Ended August 31, 1995 and 1994


                                        1995           1994

Revenues (Note 2):
 Net sales                              $1,502,668     $1,262,986
 License and royalties                      15,896         12,329
     Total revenues                      1,518,564      1,275,315

Cost and expenses:
 Cost of sales                           1,158,004      1,314,105
 Selling, general and administrative       801,701        901,582
 Research and development                   -0-            11,776
     Total costs and expenses            1,959,705      2,227,463

     Loss from operations               (  441,141)    (  952,148)

Other income (expense):
 Deferred offering expense write off    (  522,061)       - 0 -

 Gain from settlement of
 contract (Note 16)                          -0-          250,000
 Interest, net                          (  464,673)     ( 290,892)

Loss before provision for income taxes  (1,427,875)    (  993,040)

Provision for income taxes
 (Notes 2 and 5)                             1,590          2,833

Net loss                                $(1,429,465)   $( 995,873)

Net loss per share (Note 2)             $(  .07)       $(   .05)

Weighted average shares outstanding     20,825,291     19,179,201
















                           See accompanying notes to financial statements

                                             SENSOTRON, INC.
                                 (FORMERLY POWEREC INTERNATIONAL, INC.)

STATEMENT OF SHAREHOLDERS' DEFICIT

                              For The Years Ended August 31, 1995 and 1994

                                             Services       Notes
                                             Receivable          Receivable
                              Common Stock   For Common     For Common     Accumulated
                            Shares Amount    Stock Issued   Stock Issued      Deficit              Total
Balances, September 1, 1993    18,623,285    $7,454,854     $(60,000)         ----             $(8,906,158)        $(1,511,304)

Forgiveness of note payable
 by officer/shareholder
 (Note 11)                         ----     50,000        ---                 ----                ---                   50,000
Common shares issued for
 notes receivable (Note 1)        225,000        90,000        ---              ( 90,000)         ----                 ----
Common shares issued to
 officer/shareholder for debt (Note 11)            296,806                             ----                 ----        92,752
Common shares issued for
 services rendered (Note 11)      617,337       156,542        ---                 ----                ----                 156,542
Services rendered for
 common shares issued
 prior to August 31, 1993
 (Note 11)                       ----             ----  60,000           ----                ----                   60,000
Net Loss                    ----             ----    ---                 ----             (    995,873)            995,873
Balances, August 31, 1994      19,762,428    $7,844,148     $  ---              $(90,000)      $( 9,902.031)  $ (2,147,883)
Common shares issued for services
 rendered (Note 11)          807,569       102,203                                                            102,203
Common shares issued to new or
 existing shareholders for cash
 (Note 11)                      1,189,000       204,102                                                       204,102
Net loss                    ----             ----    ----                ----             (  1,429,465)  (   1,429,465)
Balance, August 31, 1995       21,758,997    $8,150,453     $  ----             $(90,000)      $(11,331,496)  $(  3,271,043)

                             See accompanying notes to financial statements
                                                   F-5

                                             SENSOTRON, INC.
                                 (FORMERLY POWEREC INTERNATIONAL, INC.)

                                        STATEMENTS OF CASH FLOWS

                              For The Years Ended August 31, 1995 and 1994

                                            1995           1994
Cash flows from operating activities:
 Net Loss                               $(1,429,465)   $(995,873)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization             81,875       94,877
   Provision for allowance for
    doubtful trade accounts receivable  (    13,522)      8,522
   Issuance of common stock for services
    rendered (Note 11)                      102,2033     78,292
   Issuance of notes payable to officer/
    shareholder for rents, royalties and
    interest (Notes 6 and 8)                 ---        147,339
   Note payable issued for services
    rendered                                 35,487       ---
   Changes in operating assets and
    liabilities:
    Trade accounts receivable           (    35,824)    104,599
    Inventories                         (    15,802)     26,167
    Deferred offering costs (Note 2)    (   242,846)   (104,596)
    Other current assets                (       925)     27,960
    Accounts payable                        244,297     122,161
    Accrued payroll taxes                    11,355      78,761
    Accrued interest                        342,540     148,996
    Other accrued liabilities               112,635      43,394
     Total Adjustments                    1,107,165     776,472

Net cash used in operating activities   (   322,300)   (219,401)

Cash flows from investing activities:
 Other assets                           (     1,050)   (  1,600)
 Patent expenditures                    (    75,930)   ( 49,711)
 Payment for the purchase of property
  and equipment                         (    28,630)   ( 48,478)

Net cash used in investing activities   (   150,610)   ( 99,789)

Cash flows from financing activities:
 Advances from officer/shareholder          188,566      26,136
 Restricted certificate of deposit
 (Note 2 and 7)                              ----       218,000
 Proceeds from issuance of note payable
  to officer/shareholder (Note 8)       (    15,810)    133,444
 Principal payments under capital
  lease obligations (Note 10)           (     1,059)   (  1,087)
 Proceeds from issuance of notes
  payable to related parties (Note 9)       267,891     155,100
 Interest (Decrease) in Bank Overdraft       11,710    (  6,303)
 Proceeds from N/P Private
  Placement Memo                             15,000                   -  0 -

Continued                             F-6

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994


                                           1995            1994
Repayment of notes payable to related
 parties (Note 9)                       (242,490)      ( 10,100)
Repayment of note payable to bank
 (Note 7)                                 ------       (196,000)
Proceeds from issuance of common
 stock, net of commissions (Note 11)     204,102          ----

Net cash provided by financing
 activities                              427,910        319,190

Net increase in cash                    ( ------)         ----

Cash at beginning of year                  ----           ----

Cash at end of year                     $  ---         $   ---

Supplemental disclosure of cash flow information -
  Cash paid during this year:
   Interest                             $  9,686       $ 58,962
   Income Taxes                         $  1,590       $  3,633

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended August 31, 1995, the Company incurred a net loss of $1,429,465, and as of such date has a shareholders' deficit of $3,271,043 and current liabilities in excess of current assets (working capital deficit) of $3,537,898. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions, include, but are not limited to, continuing to increase sales levels sufficient to meet its current cost structure through increased marketing activities and the reduction of administrative costs to better enable the Company to generate liquidity through operations. In addition, management is seeking additional capital through a private placement of its common stock (see Note 17). There are no assurances that management's plans will be attained. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In connection with the Company's proposed private placement (see Note 17), the Company intends to use proceeds from the proposed private placement to reduce certain indebtedness. Pro forma effects on loss per share information for the year ended August 31, 1995, are not significantly different from per share amounts disclosed in the statement of operations.

Reclassifications - Certain reclassifications have been made to 1994 amounts to conform with the 1995 presentation.

NOTE 3 - INVENTORIES

Inventories at August 31, 1995, consist of the following:

     Raw materials       $ 89,273
     Work in process      231,979
     Finished goods        55,727
                         $376,979

NOTE 4 - OTHER ACCRUED LIABILITIES

Other accrued liabilities at August 31, 1995, consist of the following:

     Accrued vacations   $ 62,172
     Accrued legal fees   140,107
     Accrued commissions   23,733
     Accrued other         65,823
                         $291,835






















Continued
                                      F-10

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 5 - INCOME TAXES

The Company has approximately $10,000,000 and $4,000,000 of federal and state operating loss carryforwards for income tax reporting purposes, respectively. The net operating loss carryforwards expire through the year 2010. The ultimate utilization of such net operating loss carryforwards is dependent upon achieving profitability from operations. In addition, utilization of the Company's net operating losses may be limited due to the sales of the Company's common stock which may cause a change in ownership.

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

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  For The Years Ended August 31, 1995 and 1994

NOTE 8 - NOTES PAYABLE TO OFFICER/SHAREHOLDER


At August 31, 1995, the Company had unsecured borrowings of $860,526 from its major officer/shareholders that are due September 1, 1995, with interest at 8% per annum. Such notes may be converted into common stock should the officer/shareholder elect to do so at $1.50 per share. Such obligations are secured by Company's assets and subordinate to $330,000 of notes payable to related parties. In connection with the proposed private placement a substantial portion of this indebtedness may be repaid. Interest to this officer/shareholder for the year ended August 31, 1995 and 1994 were $78,566 and $65,539, respectively. Also see Note 6 for other indebtedness due this officer/shareholder.

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES

On June 24, 1990, a certain shareholder of the Company borrowed $1,050,000 from an outside entity collaterized by land owned by the shareholder. Concurrently therewith, the Company borrowed $585,126 from the shareholder and the Company also issued shares of its common stock as a fee for obtaining such loan. As amended April 1, 1994, the Company agreed to pay interest monthly at 15.5% per annum on the total amount of the debt of $1,078,000 currently owed. In addition, the entire principal balance of the debt was guaranteed by the Company's officer/shareholder and the Company. Management intends to repay a portion of its indebtedness with proceeds of $585,126, if any, from the proposed private placement. (see Note 17).

The shareholder is currently in default under the terms of the note. As a result of its guarantee, the Company could be liable for the entire indebtedness of $1,078,000. In management's and legal counsel's opinion, the Company may have certain defenses which could minimize its ultimate liability, if any, in excess of $585,126 current outstanding. Accordingly, a $124,000 provision has been recorded for estimated potential liability associated with this matter in excess of $585,126, which will cover additional interest, attorney and foreclosure fees on a portion of this note.

At August 31, 1995, the Company has various notes with aggregate principal balances amounting to $113,000 due within one year at interest rates ranging from 10% to 12% per annum.

Since the Company has a large negative net worth and it is questionable whether or not the company can continue in business, it is extremely difficult for the company to arrange any financing. The Company's Chief Financial Officer personally borrowed funds and loaned $57,000 to the company at 60% annual interest rate.





Continued

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices and manufacturing facility from its officer/shareholder under an operating lease. This lease expires in March, 1999. In addition, the Company leases certain office equipment under capital leases. In connection with these capital leases, the Company is in default and, as a result, all amounts are currently payable. If the Company does not cure these defaults, action may be taken by the lessor to repossess the equipment in satisfaction of the obligations. The equipment is hardware and software for an old computer system purchased in 1989, originally costing $100,000 which has been fully written off.

Future annual minimum payments under the operating facility lease are as follows:

     1996      $ 108,000
     1997        108,000
     1998        108,000
     1999         63,000

               $ 387,000

Rent expense for the years ended August 31, 1995 and 1994 was $91,000 and $90,335, respectively.













Continued

                                SENSOTRON, INC.
                     (FORMERLY POWEREC INTERNATIONAL, INC.)

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

The underwriter agreement was subsequently cancelled. Deferred offering costs in the amount of $507,562 have been charged to operations as the secondary offering has been unsuccessful. The Company is presently in the process of placing privately up to $8,000,000 of Sensotron common stock.

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

In October, 1995, the Company executed a Letter of Intent with a private investor which if closed, will result in the infusion of $5.0 million dollars to the the company in exchange for 20,000,000 shares of the company's common stock. The transaction would be governed by Section 4(2) of the Securities Act and Rule 505 of Regulation D promulgated thereunder.

In November, 1995, the Company transferred 8,000,000 shares of its common stock into escrow to be held until the receipt of specified funds by the Company. This was a partial good faith transfer awaiting final completion of the agreement.

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

Name of                  Number of Shares         Percentage
Beneficial Owner         Beneficially Owned (1)   of Common Stock

Armen N. Sahagen (2)     6,041,038                24.8%
Joyce A. Sahagen
5881 Engineer Drive
Huntington Beach, CA  92649

Jan D. Matthews (3)        211,000                  .9%
5881 Engineer Drive
Huntington Beach, CA 92649

Ron Dyer (4)               550,000                 2.3%
5881 Engineer Drive
Huntington Beach, CA  92649

Ken Pinkham (5)            417,692                 1.7%
5881 Engineer Drive
Huntington Beach, CA  92649

Michael Quinn (6)          833,000                 3.4%
5881 Engineer Drive
Huntington Beach, CA  92649

Buck Kamphausen (7)      2,206,908                 9.1%
1225 W K Street
Venecia, CA  94510

All directors and officers
 as a group (8 persons)  8,097,730                33.0%

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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SENSOTRON, INC.

                                        By:
                                            ARMEN N. SAHAGEN, CEO


Date: 11/13/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registran t and in the capacities and on the dates indicated.

Signature                     Title            Date

                              Chief Executive Officer      11/13/96
Armen N. Sahagen

                              Secretary                    11/13/96
Joyce A. Sahagen

                              Chief Financial              11/13/96
Ronald D. Dyer                Officer