Form 10-K/A
period 1995-08-31
SENSOTRON INC
filed 1997-01-02
CIK 826757

[SUBMISSION-CONTACT]
   [NAME]RON DYER
   [PHONE]714-893-1514
[/SUBMISSION-CONTACT]
[DESCRIPTION]THIS IS A LIVE DOCUMENT
[TEXT]

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

Inventories - Inventories are valued at the lower of cost (first in, first-
out) or market.

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